Form 10-K
period 1999-12-31
MORTGAGE PASS THR CERTS SER 1998-1
filed 2002-11-18
CIK 1067326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

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

(b) Reports on Form 8-K: The following Current Reports on Form 8-K were filed by the Registrant for the last quarter of 1999.

     Current Reports on Form 8-K dated October 25, 1999, were filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered Certificates for payments made on October 25, 1999,
     November 26, 1999 and December 27, 1999. The items reported in such Current Report were Item 5 (Other Events).


(c)   Exhibits to this report are listed in Item (14)(a)(3) above.

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

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





                                 EXHIBIT INDEX

Exhibit     Description

 99.1       Servicer's Annual Statement of Compliance
 99.2       Servicer's Annual Independent Accountant's Report

EXHIBIT 99.1 - Servicer's Annual Statement of Compliance


Provident Funding
Provident Funding Loan Servicing Division
1235 N. Dutton Avenue, Ste E
Santa Rosa, CA  95401
P.O. Box 5914
Santa Rosa, CA  95402-5914
Phone: 800-696-8199
Fax:   707-547-4076



Annual Statement as to Compliance for PainWebber Acceptance Corporation IV, depositor (Mortgage Pass-Through Certificates, Series 1998-1) Provident Funding Associates, L.P., Originator and Servicer: JPMorganChase Bank, Trustee

Officer's Certificate Relating to Servicing

     We, Michelle Blake, Senior Vice President, and Cindy Garcia, Assistant Vice President, do hereby certify that we are authorized officers of Provident Funding Group, Inc., the general partner of Provident Funding Associates, L.P. ("Servicer"), that (i) we have reviewed the activities for the Servicer during the preceding calendar year and the performance of the Servicer under the above captioned Agreement which review was made under our supervision and (ii) to the best of our knowledge, and based on such reivew, the Servicer has fulfilled all its obligations under the Agreement throughout such year.


     Capitalized terms used herein and not otherwise defined herein shall have the respective meanings ascribed to such terms in the Mortgage Loan Purchase Agreement.

Provident Funding Associates, L.P.
By:  Provident Funding Group, Inc., its General Partner


By:     /s/ Michelle Blake
        ----------------------
        Michelle Blake, Senior Vice President

By:     /s/ Cindy Garcia
        ----------------------
        Cindy Garcia, Assistant Vice President

EXHIBIT 99.2 - Servicer's Annual Independent Accountant's Report



PricewaterhouseCoopers LLP
333 Market Street
San Francisco, CA  94105-2119
Telephone  (415) 498-5000
Facsimile  (415) 498-7100

Report of Independent Accountants

To the Partners of
Provident Funding Associates, L.P.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of Provident Funding Associates, L.P. and its subsidiary ("PFA") at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of PFA's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a resonable basis for our opinion.



/s/  PricewaterhouseCoopers LLP
--------------------------------
PricewaterhouseCoopers LLP