Form 10-K
period 2000-12-31
MORTGAGE PASS THR CERTS SER 1998-1
filed 2002-11-19
CIK 1067326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

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

(b) Reports on Form 8-K: The following Current Reports on Form 8-K were filed by the Registrant for the last quarter of 2000.

     Current Reports on Form 8-K dated October 25, 2000, were filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered Certificates for payments made on October 25, 2000,
     November 27, 2000 and December 26, 2000. The items reported in such Current Report were Item 5 (Other Events).


(c)   Exhibits to this report are listed in Item (14)(a)(3) above.

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

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


                                     JPMorgan Chase Bank
                                     fka The Chase Manhattan Bank
                                     not in its individual capacity but solely as Trustee under the Agreement referred to herein

Date: November 19, 2002           By:   /s/  Diane E. Wallace
                                        --------------------------------------
                                        Diane E. Wallace
                                        Assistant Vice President

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

April 20, 2001

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


March 23, 2001