Form 10-K
period 2001-12-31
MORTGAGE PASS THR CERTS SER 1998-1
filed 2002-11-19
CIK 1067326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

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

(b) Reports on Form 8-K: The following Current Reports on Form 8-K were filed by the Registrant for the last quarter of 2001.

     Current Reports on Form 8-K dated October 25, 2001, were filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered Certificates for payments made on October 25, 2001,
     November 26, 2001 and December 26, 2001. The items reported in such Current Report were Item 5 (Other Events).


(c)   Exhibits to this report are listed in Item (14)(a)(3) above.

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

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

April 15, 2002

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

Report of Independent Accountants

To the Partners of
Provident Funding Associates, L.P.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of Provident Funding Associates, L.P. and its subsidiary ("PFA") at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of PFA's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a resonable basis for our opinion.

     In January 2001, PFA adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This change is discussed in Note 2 to the consolidated financial statements.


/s/  PricewaterhouseCoopers LLP
--------------------------------
PricewaterhouseCoopers LLP


March 22, 2002